Form 10QSB
period 2000-04-30
RECON COM INC
filed 2000-06-16
CIK 1102169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2000
Commission file no.:   0-28763


                                 ReCon.com, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                          65-0967944
-----------------------------------                  ---------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                          Identification No.)

2958 Braithwood Court
Atlanta, GA                                                   30345
-----------------------------------                  ---------------------
(Address of principal executive offices)                  (Zip Code)


Issuer's telephone number:  (770) 414-9596

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

         As of April 30, 2000, there are 5,500,000 shares of voting stock of the registrant issued and outstanding.


                                     PART I

Item 1. Financial Statements



RECON.COM, INC.


TABLE OF CONTENTS






                                                                         Page

Accountants' Review Report                                               F-1

Balance Sheet                                                            F-2

Statement of Operations and Deficit Accumulated
           During the Development Stage                                  F-3

Statement of Changes in Stockholders' Equity                             F-4

Statement of Cash Flows                                                  F-5

Notes to Financial Statements                                            F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants




INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
RECON.COM, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of RECON.COM, Inc. (a Florida corporation and a development stage company) as of April 30, 2000, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the period December 14, 1999 (date of inception) to April 30, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of RECON.COM, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Dorra Dugan & Shaw
Certified Public Accountants
June 12, 2000





                     270 South County Road * Palm Beach, FL
               33480 Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com

RECON.COM, INC.
(A Development Stage Company)

BALANCE SHEET





April 30,                                                                                 2000
------------------------------------------------------------------------------ ---------------

ASSETS

Current Assets:
     Cash                                                                       $         390
---- ------------------------------------------------------------------------- ---------------

TOTAL CURRENT ASSETS                                                                      390
------------------------------------------------------------------------------ ---------------

                                                                                $         390
---- ------------------------------------------------------------------------- ---------------


LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $           -
---- ------------------------------------------------------------------------- ---------------

TOTAL CURRENT LIABILITIES                                                                   -
------------------------------------------------------------------------------ ---------------

                                                                                            -
---- ------------------------------------------------------------------------- ---------------


STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           5,500,000 shares issued and outstanding                                        550
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued or outstanding                                                  -
     Additional paid-in-capital                                                         3,050
     Defeicit accumulated during the development stage                                 (3,210)
---- ------------------------------------------------------------------------- ---------------

TOTAL STOCKHOLDERS' EQUITY                                                                390
------------------------------------------------------------------------------ ---------------

                                                                                $         390
---- ------------------------------------------------------------------------- ---------------



                 See Accompanying Notes to Financial Statements
                                       F-2

RECON.COM, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE




For the period December 14, 1999 (date of inception) to April 30,                           2000
------------------------------------------------------------------------------- ----------------
Revenues                                                                         $            -
------------------------------------------------------------------------------- ----------------


Operating expenses:
    Professional fees                                             $    3,000
    Taxes & licenses                                                     150
    Bank charges                                                          60
                                                                                          3,210
--- --------------------------------------------------------------------------- ----------------

Loss before income taxes                                                                 (3,210)
    Income  taxes                                                                             -
    --------------------------------------------------------------------------- ----------------

Net loss                                                                                 (3,210)
------------------------------------------------------------------------------- ----------------

Deficit accumulated
    during the development stage - April 30, 2000                                $       (3,210)
--- --------------------------------------------------------------------------- ----------------

Net loss per share                                                               $      (0.0005)
------------------------------------------------------------------------------- ----------------




                 See Accompanying Notes to Financial Statements
                                       F-3

RECON.COM, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





For the period December 14, 1999 (date of inception) to April 30,                                                        2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  Additional
                                             Number of   Preferred    Common       Paid - In     Accumulated
                                                Shares     Stock       Stock        Capital        Deficit           Total
                                    ------------------ ------------ ------------ ------------ ---------------- --------------

Issuance of Common Stock:
                  December 14, 1999            500,00  $      -     $      50   $     2,550    $           -    $       2,600
                  December 16, 1999         5,000,000         -           500           500                -            1,000

Net Loss                                                      -             -             -           (3,210)          (3,210)

----------------------------------- ------------------ ------------ ------------ ------------ ---------------- ---------------

                                            5,500,000  $      -     $     550   $     3,050    $      (3,210)   $         390
--- ------------------------------- ------------------ ------------ ------------ ------------ ---------------- ---------------







                 See Accompanying Notes to Financial Statements
                                       F-4

RECON.COM, INC.
(A Development Stage Company)

Statement of Cash Flows





For the period December 14, 1999 (date of inception) to April 30,                               2000
------------------------------------------------------------------------------- --------------------
Operating Activities:
        Net loss                                                                  $         (3,210)
          Adjustments to reconcile net loss to net cash
          used by operating activities:
                           Increase in:
Issuance of common stock for services 2,500
---- --- --- --- --------------------------------------------------------------- -------------------

Net cash used by operating activities
                                                                                               (710)
-------------------------------------------------------------------------------- -------------------

Financing activities:
     Issuance of Common Stock                                                                 1,100
---- --------------------------------------------------------------------------- --------------------

Net cash provided by financing activities                                                     1,100
-------------------------------------------------------------------------------- --------------------

Net increase in cash                                                                             390
-------------------------------------------------------------------------------- --------------------

 Cash - April 30, 2000                                                              $            390
-------------------------------------------------------------------------------- --------------------










                 See Accompanying Notes to Financial Statements
                                       F-5

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

The Company is in the development stage and has not yet acquired the necessary operating assets; nor has it begun any part of its proposed business. While the Company is negotiating with prospective personnel and potential customer distribution channels, there is no assurance that any benefit will result from such activities. The Company will not receive any operating revenues until the commencement of operations, but will continue to incur expenses until then. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an October 30 year end.

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

Interim Financial Statements

The April 30, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

The Company has authorized 50,000,000 shares of $.0001 par value common stock. On December 14, 1999 and December 16, 1999, the company authorized and issued 5,500,000 shares of restricted common stock to two investors for $1,100 in cash plus service valued at $2,500. In addition, the Company authorized 10,000,000 shares of no par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of April 30, 2000.

RECON.COM, Inc.
Notes to Financial Statements

Note C - Income Taxes:

The Company has a net operating loss carry forward of $3,210 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of April 30, 2000 is $500, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $500, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $3,210 from December 14, 1999 (date of inception) through April 30, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending April 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.  Description
----------   ---------------

3(i).1       Articles of Incorporation filed December 14, 1999

3(ii).1      By-laws

27     *     Financial Data Schedule
----------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.
*    Filed herewith

     (b)  No Reports on Form 8-K were filed  during the quarter  ended April 30,
          2000

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                         ReCon.com, Inc.
                                         (Registrant)

Date: June 14, 2000                      BY:  /s/ Mark A. Mintmire
                                              ---------------------------------
                                         Mark A. Mintmire,  President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                      Signature                       Title

     June 14, 2000       BY:/s/ Mark A. Mintmire
                         ------------------------
                                  Mark A. Mintmire        President, Secretary,
                                                          Treasurer, Director