Form 10QSB
period 2000-07-31
RECON COM INC
filed 2000-09-14
CIK 1102169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2000
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

     As of July 31, 2000, there are 5,500,000 shares of voting stock of the registrant issued and outstanding.


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

Notes to Financial Statements                                            F-6

                                                Dorra Shaw & Dugan
                                           Certified Public Accountants




INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
RECON.COM, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of RECON.COM, Inc. (a Florida corporation and a development stage company) as of July 31, 2000, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the period December 14, 1999 (date of inception) to July 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of RECON.COM, Inc.

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



/s/ Dorra Dugan & Shaw
Certified Public Accountants
September 12, 2000





                     270 South County Road * Palm Beach, FL
                   33480 Telephone (561) 822-9955 * Fax (561)
                                    832-7580
                              Website: dsd-cpa.com
                                       F-1

RECON.COM, INC.
(A Development Stage Company)

BALANCE SHEET





July 31,                                                                                  2000
------------------------------------------------------------------------------  ---------------

ASSETS

Current Assets:
     Cash                                                                       $         345
---- -------------------------------------------------------------------------  ---------------

TOTAL CURRENT ASSETS                                                                      345
------------------------------------------------------------------------------  ---------------

                                                                                $         345
---- -------------------------------------------------------------------------  ---------------


LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $           -
---- -------------------------------------------------------------------------  ---------------

TOTAL CURRENT LIABILITIES                                                                   -
------------------------------------------------------------------------------  ---------------

                                                                                            -
---- -------------------------------------------------------------------------  ---------------


STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
           5,500,000 shares issued and outstanding                                        550
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued or outstanding                                                  -
     Additional paid-in-capital                                                         3,050
     Defeicit accumulated during the development stage                                 (3,255)
---- -------------------------------------------------------------------------  ---------------

TOTAL STOCKHOLDERS' EQUITY                                                                345
------------------------------------------------------------------------------  ---------------

                                                                                $         345
---- -------------------------------------------------------------------------  ---------------



                 See Accompanying Notes to Financial Statements
                                       F-2

RECON.COM, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT
                                                        ACCUMULATED DURING THE DEVELOPMENT STAGE




For the period December 14, 1999 (date of inception) to July 31,                            2000
------------------------------------------------------------------------------- ----------------
Revenues                                                                         $            -
------------------------------------------------------------------------------- ----------------


Operating expenses:
    Professional fees                                             $    3,000
    Taxes & licenses                                                     150
    Bank charges                                                         105
                                                                                          3,255
--- --------------------------------------------------------------------------- ----------------

Loss before income taxes                                                                 (3,255)
    Income  taxes                                                                             -
    --------------------------------------------------------------------------- ----------------

Net loss                                                                                 (3,255)
------------------------------------------------------------------------------- ----------------

Deficit accumulated
    during the development stage - July, 31 2000                                $       (3,255)
--- --------------------------------------------------------------------------- ----------------

Net loss per share                                                               $      (0.0005)
------------------------------------------------------------------------------- ----------------




                 See Accompanying Notes to Financial Statements
                                       F-3

RECON.COM, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





For the period December 14, 1999 (date of inception) to July 31,                                                           2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  Additional
                                             Number of   Preferred    Common       Paid - In     Accumulated
                                                Shares     Stock       Stock        Capital        Deficit           Total
                                    ------------------ ------------ ------------ ------------ ---------------- --------------

Issuance of Common Stock:
                  December 14, 1999            500,00  $      -     $      50   $     2,550    $           -    $       2,600
                  December 16, 1999         5,000,000         -           500           500                -            1,000

Net Loss                                                      -             -             -           (3,255)          (3,255)

----------------------------------- ------------------ ------------ ------------ ------------ ---------------- ---------------

                                            5,500,000  $      -     $     550   $     3,050    $      (3,255)   $         345
--- ------------------------------- ------------------ ------------ ------------ ------------ ---------------- ---------------







                 See Accompanying Notes to Financial Statements
                                       F-4

RECON.COM, INC.
(A Development Stage Company)
Statement of Cash Flows





For the period December 14, 1999 (date of inception) to July 31,                                2000
------------------------------------------------------------------------------- --------------------
Operating Activities:
        Net loss                                                                  $         (3,255)
          Adjustments to reconcile net loss to net cash
          used by operating activities:
                           Increase in:
Issuance of common stock for services                                                        2,500
---- --- --- --- ----------------------------------------------------------------------------------

Net cash used by operating activities
                                                                                              (755)
---------------------------------------------------------------------------------------------------

Financing activities:
     Issuance of Common Stock                                                                1,100
---- -----------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                    1,100
----------------------------------------------------------------------------------------------------

Net increase in cash                                                                            345
----------------------------------------------------------------------------------------------------

 Cash - July 31, 2000                                                           $               345
----------------------------------------------------------------------------------------------------










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

Interim Financial Statements

The July 31, 2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

The Company has authorized 50,000,000 shares of $.0001 par value common stock. On December 14, 1999 and December 16, 1999, the company authorized and issued 5,500,000 shares of restricted common stock to two investors for $1,100 in cash plus service valued at $2,500. In addition, the Company authorized 10,000,000 shares of no par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of July 31, 2000.

RECON.COM, Inc.
Notes to Financial Statements


Note C - Income Taxes:

The Company has a net operating loss carry forward of $3,255 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of July 31, 2000 is $500, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $500, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $3,255 from December 14, 1999 (date of inception) through July 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending July 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6.                    Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.             Description
----------------------------------------------------------------------

3(i).1            Articles of Incorporation filed December 14, 1999

3(ii).1           By-laws

27       *        Financial Data Schedule
----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

     (b)  No Reports on Form 8-K were filed  during the  quarter  ended July 31,
          2000

                                                    Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                  ReCon.com, Inc.
                                  (Registrant)

Date: September 14, 2000          BY: /s/ Mark A. Mintmire
                                       ---------------------------------
                                  Mark A. Mintmire,  President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Date                         Signature                  Title

September 14, 2000       BY: /s/ Mark A. Mintmire
                       --------------------------
                        Mark A. Mintmire                 President, Secretary,
                                                         Treasurer, Director