Form 10QSB
period 2001-01-31
RECON COM INC
filed 2001-03-19
CIK 1102169

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: January 31, 2001 Commission file no.: 0-28763


                                 ReCon.com, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                              65-0967944
------------------------------------                     -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                              Identification No.)

2958 Braithwood Court
Atlanta, GA                                                       30345
-------------------------------------                    -----------------------
(Address of principal executive offices)                      (Zip Code)


Issuer's telephone number:  (770) 414-9596

Securities to be registered under Section 12(b) of the Act:


     Title of each class                             Name of each exchange
                                                     on which registered

         None                                               None
-----------------------------                     -----------------------------

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

         As of January 31, 2001, there are 5,500,000 shares of voting stock of the registrant issued and outstanding.


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

Notes to Financial Statements                                            F-6

                               Dorra Shaw & Dugan
                          Certified Public Accountants




INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Stockholders
RECON.COM, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of RECON.COM, Inc. (a Florida corporation and a development stage company) as of January 31, 2001, and the related statements of Operations and Deficit accumulated during the development stage, changes in stockholders' equity, and Cash Flows for the three months ended January 31, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of RECON.COM, Inc.

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



/s/ Dorra Dugan & Shaw

Certified Public Accountants
March 15, 2001





                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com
                                       F-1

RECON.COM, INC.
(A Development Stage Company)

BALANCE SHEET





January 31,                                                                          2001
----------------------------------------------------------------------------------------------
ASSETS

Current Assets:
     Cash                                                                       $          225
---- -------------------------------------------------------------------------  --------------

TOTAL CURRENT ASSETS                                                                       225
------------------------------------------------------------------------------  --------------

                                                                                $          225
---- -------------------------------------------------------------------------  --------------

LIABILITIES

Current Liabilities:
     Accrued expenses                                                           $            -
---- -------------------------------------------------------------------------  --------------

TOTAL CURRENT LIABILITIES                                                                    -
------------------------------------------------------------------------------  --------------

                                                                                             -
---- -------------------------------------------------------------------------  --------------

STOCKHOLDERS' EQUITY

     Common stock - $.0001 par value - 50,000,000 shares authorized
     5,500,000 shares issued and outstanding                                               550
     Preferred stock - no par value - 10,000,000 shares authorized
           No shares issued or outstanding                                                   -
     Additional paid-in-capital                                                          3,050
     Defeicit accumulated during the development stage                                  (3,345)
---- -------------------------------------------------------------------------  --------------

TOTAL STOCKHOLDERS' EQUITY                                                                 255
------------------------------------------------------------------------------  --------------

                                                                                $          255
---- -------------------------------------------------------------------------  --------------


                 See Accompanying Notes to Financial Statements
                                       F-2

RECON.COM, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE




For the three months ended January 31,                                              2001
-------------------------------------------------------------------------------------------------
Revenues                                                                        $               -
----------------------------------------------------------------- ------------  -----------------


Operating expenses:
    Bank charges                                                           45
                                                                                               45
----------------------------------------------------------------- ------------  -----------------

Loss before income taxes                                                                      (45)
    Income  taxes                                                                               -
----------------------------------------------------------------- ------------  -----------------

Net loss                                                                                      (45)
----------------------------------------------------------------- ------------  -----------------

Deficit accumulated
    during the development stage - November 1, 2000                             $          (3,300)
----------------------------------------------------------------- ------------  -----------------

Deficit accumulated
    during the development stage - January 31, 2001                             $          (3,345)
----------------------------------------------------------------- ------------  -----------------

----------------------------------------------------------------- ------------  -----------------
Net loss per share                                                              $           (0.00)
----------------------------------------------------------------- ------------  -----------------




                 See Accompanying Notes to Financial Statements
                                       F-3

RECON.COM, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





For the three months ended January 31,                                                    2001
------------------------------------------------------------------------------- ----------------------
                                                                     Additional
                                     Number of  Preferred  Common    Paid - In   Accumulated
                                       Shares     Stock     Stock     Capital     Deficit       Total
                                    ----------- --------- ---------- ---------- ------------ ------------

Issuance of Common Stock:
    December 14, 1999                  500,000  $      -  $      50  $   2,550  $         -  $     2,600
    December 16, 1999                5,000,000         -        500        500            -        1,000

Net Loss                                     -         -          -          -       (3,345)       (3,345)
----------------------------------- ----------- --------- ---------- ---------- ------------- ------------

                                     5,500,000  $      -  $     550  $   3,050  $    (3,345)  $       255
--- ------------------------------- ----------- --------- ---------- ---------- ------------- ------------






                 See Accompanying Notes to Financial Statements
                                       F-4

RECON.COM, INC.
(A Development Stage Company)

Statement of Cash Flows


For the three months ended January 31,                                               2001
------------------------------------------------------------------------------  ------------
Operating Activities:
        Net loss                                                                $        (45)
Net cash used by operating activities                                                    (45)
------------------------------------------------------------------------------  ------------

Net decrease in cash                                                                     (45)
------------------------------------------------------------------------------  ------------

 Cash - July 31, 2000                                                           $        390
------------------------------------------------------------------------------  ------------

Cash - January 31, 2001                                                         $        255
------------------------------------------------------------------------------  ------------








                 See Accompanying Notes to Financial Statements

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

Note B - Stockholders' Equity:

The Company has authorized 50,000,000 shares of $.0001 par value common stock. On December 14, 1999 and December 16, 1999, the company authorized and issued 5,500,000 shares of restricted common stock to two investors for $1,100 in cash plus service valued at $2,500. In addition, the Company authorized 10,000,000 shares of no par value preferred stock with the specific terms, conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding as of January 31, 2001.

RECON.COM, Inc.
Notes to Financial Statements

Note C - Income Taxes:

The Company has a net operating loss carry forward of $3,345 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative, as of January 31, 2001 is $500, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $500, as the Company has no history of profitable operations.

Note D - Going Concern:

As shown in the accompanying financial statements, the Company incurred a net loss of $3,345 January 31, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking a merger partner or an acquisition candidate to allow it to begin its planned operations.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending January 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.    Description
-----------    ----------------------------------------

3(i).1         Articles of Incorporation filed December 14, 1999

3(ii).1        By-laws
-----------------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.


     (b) No Reports on Form 8-K were filed during the quarter ended January 31, 2001

                                   SIGNATURES
                         ------------------------------


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                              ReCon.com, Inc.
                              (Registrant)



Date: March 16, 2001          BY:      /s/ Mark A. Mintmire
                              ---------------------------------
                              Mark A. Mintmire,  President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date                      Signature                     Title
     ----                      ---------                     -----


 March 16, 2001      BY: /s/ Mark A. Mintmire
                       --------------------------
                           Mark A. Mintmire                President, Secretary,
                                                           Treasurer, Director